Form 10-Q
period 2014-03-31
Quince Run Acquisition Corp
filed 2014-05-15
CIK 1586497

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2014

                OR

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

                           215 Apolena Avenue
                        Newport Beach, California 92662
          (Address of principal executive offices)  (zip code)

                              202/387-5400
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                           March 31, 2014

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

____________________________________________________



                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of March 31, 2014 (unaudited)
and December 31, 2013                                           1

Condensed Statements of Operations for the Three Months
Ended March 31, 2014 and for the Period from July 2, 2013
(Inception) to March 31, 2014 (unaudited)                       2

Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2014 and for the Period from July 2, 2013
(Inception) to March 31, 2014 (unaudited)                       3

Condensed Statement of Changes in Stockholders' Equity          4

Notes to condensed Financial Statements (unaudited)             5-8

______________________________________________________________________

                     QUINCE RUN ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED BALANCE SHEETS


  ASSETS
                                                    March 31,       December 31,
						      2014             2013
                                                   ------------      ----------
                                                   (unaudited)

  Current assets

    Cash                                         $     2,000        $    2,000
                                                  ------------      -----------
  Total assets                                   $     2,000        $    2,000
                                                  ============      ===========

 LIABILITIES AND SSTOCKHOLDERS' EQUITY

     Accrued liabilities                         $     1,150        $      400
                                                  ------------      -----------

 Total liabilities                                     1,150               400
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares and
    outstanding                                         2,000            2,000

  Additional paid-in capital                              257              257

  Deficit accumulated during the
     development stage                                 (1,407)            (657)
                                                  ------------      -----------
  Total stockholders' equity                              850            1,600
                                                  ------------      -----------
  Total liabilities and stockholders'
      equity                                      $     2,000       $    2,000
                                                  ============      ===========


   The accompanying notes are an integral part of these condensed financial statements

______________________________________________________________________

                     QUINCE RUN ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENT OF OPERATIONS
                               (unaudited)

                                                   For the periods
                               For the three         from July 2,
                               months ended            2013 to
                               March 31, 2014      March 31, 2014
                               --------------     -----------------

                               --------------     -----------------

Revenue                        $           -       $            -

Operating expenses                       750                 1,407

Income tax                                 -                     -
                               --------------     -----------------
Net loss                       $        (750)               (1,407)
                               ==============     =================

Loss per share -
   basic and diluted           $          (0)                   (0)
                               ==============     =================

Weighted average shares-
   basic and diluted               20,000,000           20,000,000
                               ==============     =================


The accompanying notes are an integral part of these condensed financial statements

                                           3

______________________________________________________________________
                     QUINCE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENT OF CASH FLOWS
                                (unaudited)

                                                               For the
                                                             period from
                                          For the three     July 2, 2013
                                          months ended      (Inception) to
                                          March 31, 2014    March 31, 2014
                                          -------------     --------------
OPERATING ACTIVITIES

 Net loss                                  $      (750)      $   (1,407)
 Changes in Operating Assets and
         Liabilities

   Accrued liablities                              750            1,150
                                          -------------     --------------

   Net cash used in operating activities             0             (257)
                                          -------------     --------------

CASH FLOWS (USED) BY INVESTING ACTIVITIES

   Acquisition of Intangible Assets                  0                 -
   Capital Expenditures                              -                 -
                                          -------------     --------------

FINANCING ACTIVITIES

 Proceeds from issuance of common stock              0             2,000

 Proceeds from stockholders' additional
       paid-in capital                               0               257
                                          -------------     --------------
   Net cash provided by financing
       activities                                    0             2,257
                                          -------------     --------------
 Net increase in cash                                0             2,000

 Cash, beginning of period                        2,000                -
                                          =============     ==============
 Cash, end of period                      $       2,000            2,000
                                          =============     ==============


The accompanying notes are an integral part of these condensed financial statements

______________________________________________________________________
                     QUINCE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Deficit
                                                                Accumulated
                             Common Stock           Additional  During the    Total
                          -----------------------   Paid-In     Development   Stockholders'
                           Shares       Amount      Capital     Stage         Equity

Balance, July 2,
  2012 (Inception)             -        $     -     $    -      $      -      $     -

Issuance of common stock   20,000,000     2,000          -             -         2,000

Additional paid-in
  capital                      -              -         257             -          257

Net loss                       -              -          -          (657)         (657)
                          ==========    ========    =======     =========      =========
Balance,
 December 31, 2013        20,000,000    $ 2,000     $   257      $  (657)      $ 1,600

Net loss                       -              -          -          (750)         (750)
                          ----------     -------    -------      --------      ---------
Balance, March 31, 2014   20,000,000      2,000         257       (1,407)          850
                          ==========    ========    =======     =========      =========


 The accompanying notes are an integral part of these condensed financial statements

--------------------------------------------------------------------


                     QUINCE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2014.


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of March 31, 2014.

______________________________________________________________________
                     QUINCE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2014, there are no outstanding dilutive securities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

______________________________________________________________________
                     QUINCE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended March 31, 2014. The Company had working capital of $850 and an accumulated deficit of $1,407 as of December 31, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

______________________________________________________________________
                     QUINCE RUN ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


NOTE 4   STOCKHOLDER'S EQUITY

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Quince Run Acquisition Corporation was incorporated on
Julu 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

    Since inception Quince Run has been in the developmental stage and its operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on September 30, 2013 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

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

     As of March 31, 2014, Quince Run had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2014, Quince Run had sustained net loss of $750, and had a deficit accumulated during the development stage of $1,407.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

`ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On July 2, 2013, the Company issued the following shares of its common stock:

Name               Number of Shares         Consideration

James Cassidy         10,000,000             $ 1,000
James McKillop        10,000,000             $ 1,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            QUINCE RUN ACQUISITION CORPORATION


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   May 15, 2014